Form 10-K
period 2007-12-31
Citigroup Mortgage Loan Trust 2007-AMC1
filed 2008-03-31
CIK 1387414

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number of issuing entity   333-138237-03
                                         -------------------


                 Citigroup Mortgage Loan Trust 2007-AMC1
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


Commission file number number of registrant    333-138237
                                            -------------------

                   Citigroup Mortgage Loan Trust Inc.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Citigroup Global Markets Realty Corp.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

         Delaware                                   01-0791848
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

390 Greenwich Street, 4th Floor, New York, New York           10013
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)-816-6000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer
                       ---

Accelerated filer
                 ---

Non-accelerated filer X   (do not check if a smaller reporting company)
                     ---

Smaller reporting company
                         ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.


                                    PART I


Item 1. Business.

Omitted.


Item 1A. Risk Factors.

Omitted.


Item 1B. Unresolved Staff Comments.

Omitted.


Item 2. Properties.

Omitted.


Item 3. Legal Proceedings.

Omitted.


Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exist. There are approximately 40 holders of record as of the end of the reporting year


Item 6. Selected Financial Data.

Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.


Item 8. Financial Statements and Supplementary Data.

Omitted.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.


Item 9A. Controls and Procedures.

Omitted.


Item 9A(T). Controls and Procedures.

Omitted.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate.

Omitted.


Item 11. Executive Compensation.

Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.


Item 14. Principal Accounting Fees and Services.

Omitted.


                              PART IV
        ADDITIONAL ITEMS required by General Instruction J


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB. Significant Enhancement
Provider Financial Information.

No entity or group of affiliated entities provides any external credit support enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB. Certain Derivatives Instruments. (Financial Information).

Bear Stearns Financial Products Inc. provides an interest rate swap agreement for the trust as disclosed in the 424(b)(5) prospectus supplement. No additional disclosure is necessary because the significance percentage for the interest rate swap provider is less than 10%.



Item 1117 of Regulation AB.  Legal Proceedings.

Legal Proceedings Related to the Depositor and the Issuing Entity

On March 19, 2008, a complaint was filed with the Supreme Court of the State of New york, County of Nassau, against Citigroup Mortgage Loan Trust
2007-AMC1 and the Depositor by the City of Ann Arbor Employees' Retirement System, individually and on behalf of all other similarly situated. The complaint alleges violations of Section 11 of the Securities Act of 1933 based on various omissions and misstatements in the Registration Statement, the Prospectus and the Prospectus Supplement with respect to the mortgage loans underlying the transaction.

Legal Proceedings Related to Countrywide Home Loan Servicing LP

      Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("CFC") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of the servicer, CFC stated that various lawsuits alleging claims for derivative relief on behalf of th CFC and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. CFC stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). CFC stated that these cases allege, among other things, that CFC did not disclose complete and accurate information about mortgage lending practices and financial condition. CFC stated that shareholder derivative cases brought in federal court are brought on CFC's behalf and do not seek recovery of damages from CFC.

      CFC stated that two consolidated cases alleging claims for derivative relief on behalf of CFC are also pending in federal district court in Delaware, and allege, among other things, that certain of CFC's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

      CFC stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against CFC, CFC's directors and Bank of America.

      CFC stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that CFC's directors breached their fiduciary duties to CFC's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. CFC stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

      CFC stated that it is difficult to predict the resulting outcome of hese proceedings, particularly where investigations and proceedings are in early stages. CFC stated that given the inherent difficulty in predicting the outcome of legal proceedings, CFC cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. CFC stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. CFC stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, CFC believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period.

      CFC stated that its assessment is based, in part, on the existence of insurance coverage.

Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

The information regarding this item has been previously filed in a 424(b)(5) filing dated October 31, 2007.

Bear Stearns Financial Products Inc.:

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products
Inc.'s obligations under the interest rate cap agreement. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate cap agreement remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

    Citibank, N.A. instances of material non compliance (See item 15 exhibits
    (33)(a) and (34)(a)):

    1122(d)(2)(i) Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements. With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents. In a sample of selected payments on pool assets received by the Company, this finding was identified once. In that instance, the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any transaction party other than the Company.

    1122(d)(3)(ii) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements. With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors.


Item 1123 of Regulation AB, Servicer Compliance Statement.

    See item 15 exhibit (35)



Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Pooling and Servicing Agreement dated as of February 1, 2007 among Citigroup Mortgage Loan Trust, Inc., as Depositor, Citibank, N.A., as Trust Administrator, U.S.Bank National Association, as Trustee, Countrywide Home Loan Servicing LP, as Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 29, 2007 ).

      (10)  Incorporated by reference at Exhibit (4).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Citibank, N.A., as Trust Adminstrator
            (b)  Citibank, N.A., as Custodian
            (c)  Countrywide Home Loan Servicing LP, as Servicer

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Citibank, N.A., as Trust Adminstrator
            (b)  Citibank, N.A., as Custodian
            (c)  Countrywide Home Loan Servicing LP, as Servicer

      (35)  Servicer Compliance Statement.
            (a)  Countrywide Home Loan Servicing LP, as Servicer

      (99) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.









                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President (Senior officer in charge of securitization of the Depositor)



Date   March 28, 2008
      -----------------------------------------------------